Form 10QSB
period 2002-09-30
KENYON INC
filed 2003-02-14
CIK 1119779

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 2002                                        000-31995



                                  Kenyon, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0327511
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      P.O. Box 917, Casper, Wyoming 82602
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: None
                                                            ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       Yes   X              No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        720,000 as of September 30, 2002

                                  KENYON, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





                           ACCOUNTANT'S REVIEW REPORT


Board of Directors
Kenyon, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Kenyon, Inc. (a development stage company) for September 30, 2002 and the related statements of operations for the three and nine-months ended September 30, 2002 and 2001 and for the period from August 30, 1999 (inception) to September 30, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001 and for the period from August 30, 1999 (inception) to September 30, 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co. LLC
Michael Johnson & Co. LLC
January 13, 2003



                                     KENYON, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                     (Unaudited)



                                                                   September 30,            December 31,
                                                                        2002                    2001
                                                                   ----------------         -------------
ASSETS

   Current Assets:
      Cash                                                                     $ -                   $ -
                                                                   ----------------         -------------

Total Current Assets                                                             -                     -
                                                                   ----------------         -------------

TOTAL ASSETS                                                                   $ -                   $ -
                                                                   ================         =============


STOCKHOLDERS' EQUITY

Stockholders Equity
  Common stock, $.001 par value, 50,000,000 shares                              720                  720
     authorized, 720,000 shares issued and outstanding
 Additional Paid-In Capital                                                   1,380                1,380
 Deficit accumulated during the
   development stage                                                         (2,100)              (2,100)
                                                                    ----------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                     $ -                   $ -
                                                                    ================         =============


                         See Accountant's Review Report



                                          KENYON, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                                              August 30,
                                                                                                                 1999
                                                  Three-Months Ended             Nine-Months Ended          (Inception) to
                                                    September 30,                   September 30,            September 30,
                                                 2002           2001            2002            2001             2002
                                              -----------     ----------      ----------     -----------     --------------
Revenue:
                                                     $ -            $ -             $ -             $ -              $ -
                                              -----------     ----------      ----------     -----------     --------------
Total Income                                           -              -               -               -                -

Costs and Expenses:
     Accounting & Legal Fees                           -              -               -             512              1,912
     Filing Fees                                       -              -               -               -                211
                                              -----------     ----------      ----------     -----------     --------------
Total Expenses                                         -              -               -             512              2,123
                                              -----------     ----------      ----------     -----------     --------------
Net Loss from Operations                               -              -               -            (512)            (2,123)
                                              -----------     ----------      ----------     -----------     --------------
Other Income and Expenses:

    Interest Income                                    -              -               -               -                 23
                                              -----------     ----------      ----------     -----------     --------------
Net Loss                                             $ -            $ -             $ -          $ (512)          $ (2,100)
                                              ===========     ==========      ==========     ===========     ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                720,000        720,000
                                              -----------     ----------
Net Loss per common share                          *              *
                                              ===========     ==========



                         See Accountant's Review Report



                                          KENYON, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       September 30, 2002
                                          (Unaudited)


                                                                                       Deficit
                                           COMMON STOCKS             Additional       Accum. During      Total
                                                                      Paid-In        Development      Stockholders'
                                       # of Shares     Amount         Capital           Stage           Equity
                                     ------------    -----------     -----------    ---------------   ------------

Issuance for Cash                        690,000            690           1,310                  -          2,000

Issuance for Cash                         30,000             30              70                  -            100

Net Loss for Period                            -              -               -             (1,489)        (1,489)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 1999              720,000            720           1,380             (1,489)           611
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -                (99)           (99)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2000              720,000            720           1,380             (1,588)           512
                                     ------------    -----------     -----------    ---------------   ------------
Net Loss for Year                              -              -               -               (512)          (512)
                                     ------------    -----------     -----------    ---------------   ------------
Balance - December 31, 2001              720,000            720           1,380             (2,100)             -

Net Loss for Period                            -              -               -                  -              -
                                     ------------    -----------     -----------    ---------------   ------------
Balance - September 30, 2002             720,000          $ 720         $ 1,380           $ (2,100)           $ -
                                     ============    ===========     ===========    ===============   ============



                         See Accountant's Review Report


                                       KENYON, INC.
                              (A Development Stage Company)
                                 Statements of Cash Flow
                                       (Unaudited)

                                     Indirect Method

                                                                                                     August 30, 1999
                                                                        Nine-Months Ended            (Inception) to
                                                                          September 30,              September 30,
                                                                      2002             2001             2002
                                                                   -----------     -------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ -            $ (512)        $ (2,100)
                                                                   -----------     -------------     ------------
Net Cash Used in Operating Activities                                       -              (512)          (2,100)
                                                                   -----------     -------------     ------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                 -            2,100
                                                                   -----------     -------------     ------------
Net Cash Provided by Finacing Activities                                    -                 -            2,100
                                                                   -----------     -------------     ------------
Net Increase in Cash & Cash Equivalents                                     -              (512)               -

Beginning Cash & Cash Equivalents                                           -               512                -
                                                                   -----------     -------------     ------------
Ending Cash & Cash Equivalents                                            $ -               $ -              $ -
                                                                   ===========     =============     ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -               $ -              $ -
                                                                   ===========     =============     ============
     Cash paid for Income Taxes                                           $ -               $ -              $ -
                                                                   ===========     =============     ============



                         See Accountant's Review Report

                                  KENYON, INC.
                          Notes to Financial Statements
                               September 30, 2002




Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Kenyon, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and the period August 30, 1999 (inception) to September 30, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001 and the period August 30, 1999 (inception) to September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 compared to ($512) in 2001. The Company had no profit or loss in period in 2002 compared to a loss of ($512) in 2001. The Company had no loss per share in 2002 and 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None


ITEM 2.       CHANGES IN SECURITIES

                  None


ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.       OTHER INFORMATION

                  Effective January 18, 2002, William Erickson resigned as Secretary/Treasurer and as a director. Also effective January 18, 2002, Guy E. Fowler was appointed Secretary/Treasurer.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                  KENYON, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         KENYON, INC.



Date: January 28, 2003                   /s/ Gordon Waddell
                                         -----------------------------
                                         Gordon Waddell, President/CEO